Form 10-K/A
period 2004-12-31
Sequoia Mortgage Trust 2004-8
filed 2005-05-31
CIK 1301748

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-8, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                                                      Page
                                                                                                                      ----
PART I       .....................................................................................................      3
             ITEM 1   -  BUSINESS.................................................................................      3
             ITEM 2   -  PROPERTIES...............................................................................      3
             ITEM 3   -  LEGAL PROCEEDINGS........................................................................      3
             ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................      3

PART II      .....................................................................................................      3
             ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES
                         OF EQUITY SECURITIES.....................................................................      3
             ITEM 6   -  SELECTED FINANCIAL DATA..................................................................      3
             ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....      3
             ITEM 7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................      3
             ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................      3
             ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....      3
             ITEM 9A  -  CONTROLS AND PROCEDURES..................................................................      4
             ITEM 9B  -  OTHER INFORMATION........................................................................      4

PART III     .....................................................................................................      4
             ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................      4
             ITEM 11  -  EXECUTIVE COMPENSATION...................................................................      4
             ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................      4
             ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................      5
             ITEM 14  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................      5

PART IV      .....................................................................................................      6
             ITEM 15  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................      6

SIGNATURES   .....................................................................................................      8

CERTIFICATION.....................................................................................................      9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT............................................     10

INDEX TO EXHIBITS ................................................................................................     10

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

CLASS A-1

Identification    Principal Amount Owned    Percentage of Outstanding Amount
--------------    ----------------------    --------------------------------
BANK OF NY              $164,000,000                    44.93%
FORTIS LLC              $ 50,000,000                    13.70%
JPMCBNA                 $ 30,000,000                     8.22%
CITIBANK                $ 20,000,000                     5.48%

MELLON TR               $ 99,200,000                    27.17%

CLASS A-2

Identification    Principal Amount Owned    Percentage of Outstanding Amount
--------------    ----------------------    --------------------------------
BANK OF NY              $30,810,000                      7.37%
DRESDNER                $25,000,000                      5.98%
ML SFKPG                $65,000,000                     15.56%
SG AMERICA              $25,000,000                      5.98%
JPMCBNA                 $29,500,000                      7.06%

SSB&T                   $85,770,000                     20.52%

CLASS X-A

Identification    Principal Amount Owned    Percentage of Outstanding Amount
--------------    ----------------------    --------------------------------
BANC OF AM              $ 79,884,201                    10.20%
MERRIL                  $383,570,709                    48.98%
BEAR STERN              $ 83,001,000                    10.60%
LHMNGV/LBI              $236,643,090                    30.22%

CLASS X-B

Identification    Principal Amount Owned    Percentage of Outstanding Amount
--------------    ----------------------    --------------------------------
CITIBANK                $24,600,000                     100.00%

CLASS B-1

Identification    Principal Amount Owned    Percentage of Outstanding Amount
--------------    ----------------------    --------------------------------
BANK OF NY              $8,200,000                         50%
JPMCBNA                 $8,200,000                         50%

CLASS B-2

Identification    Principal Amount Owned    Percentage of Outstanding Amount
--------------    ----------------------    --------------------------------
BANK OF NY              $8,200,000                        100%

CLASS B-3

Identification    Principal Amount Owned    Percentage of Outstanding Amount
--------------    ----------------------    --------------------------------
WELLS BKNA              $4,100,000                      100.00%

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

                  2.    Financial Statement Schedules:

                        Not applicable.

                  3.    Exhibits:

Exhibit No.                               Description
-----------                               -----------
31.1                    Sarbanes-Oxley Certification.

99.1                    Statement of Compliance of the Servicer pursuant to
                        Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. ("RWT") and Morgan Stanley
                        Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the
                        "RWT/Morgan Servicing Agreement").

99.2                    Report of Independent Accountant pursuant to Section
                        7.04(b) of the RWT/Morgan Servicing Agreement.

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

99.6                    Report of Independent Accountant pursuant to Section
                        7.05 of the RWT/Cendant Servicing Agreement.

99.7                    Statement of Compliance of the Servicer pursuant to
                        Section 11.20 of the Flow Mortgage Loan Sale and
                        Servicing Agreement, dated as of April 1, 2003, between
                        RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America
                        Servicing Agreement").

99.8                    Report of Independent Accountant pursuant to Section
                        11.21 of the RWT/Bank of America Servicing Agreement.

99.9                    Statement of Compliance of the Servicer pursuant to
                        Section 6.04 of

                        the Loan Servicing Agreement, dated as of February 1,
                        2004 between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC
                        Servicing Agreement").

99.10                   Report of Independent Accountant pursuant to Section
                        6.05 of the RWT/GMAC Servicing Agreement.

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

Date: May 31, 2005.

                                  CERTIFICATION

      I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Residential Funding, Inc., a Delaware corporation, hereby certify that:

      1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Sequoia Residential Funding, Inc.;

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

Date: May 31, 2005

/s/ Harold F. Zagunis
---------------------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

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

                               INDEX TO EXHIBITS
                                   Item 15(C)

Exhibit No.                               Description
-----------                               -----------
31.1              Sarbanes-Oxley Certification.

99.1              Statement of Compliance of the Servicer pursuant to Section
                  7.04(a) of The Master Servicing Agreement between RWT
                  Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit
                  Corporation, dated August 1, 2002, as modified by the related
                  Acknowledgements (the "RWT/ Morgan Servicing Agreement").

99.2 Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

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

99.6 Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

99.7              Statement of Compliance of the Servicer pursuant to Section
                  11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the
                  "RWT/Bank of America Servicing Agreement").

99.8 Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9              Statement of Compliance of the Servicer pursuant to Section
                  6.04 of the Loan Servicing Agreement, dated as of February 1,
                  2004, between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing
                  Agreement").

99.10 Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.